Form 10-K/A
period 2001-12-31
DELTA FUNDING CORP HOME EQUITY LOAN ASSET BK CERT SER 2001-1
filed 2002-12-18
CIK 1144054

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2002 on behalf of Delta Funding Corporation Home Equity Loan Asset-Backed Certs., Series 2001-1 established pursuant to the Pooling and Servicing Agreement among Delta Funding Corporation as Seller, Ocwen Federal Bank FSB as Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which Delta Funding Corporation, Home Equity Loan Asset-Backed Certs., Series 2001-1 registered under the Securities Act of 1933 (the "Certificates") were issued.



  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.




       a) Ocwen Federal Bank FSB, as Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.




       a) Ocwen Federal Bank FSB, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On October 18, 2001, December 03, 2001, and December 27, 2001 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Delta Funding Corporation
    Home Equity Loan Asset-Backed Certs.
    Series 2001-1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, NA, as Trustee

  By:   Kwan Lee, as Vice President

  By: /s/ Kwan Lee

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, Kwan Lee, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Delta Funding Corporation Home Equity Loan Asset-Backed Certs. Series 2001-1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      Kwan Lee
      [Signature]


      Vice President
      [Title]





  Exhibit Index

  Exhibit No.

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


  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.




     a) Ocwen Federal Bank FSB, as Servicer <F1>


  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.




     a) Ocwen Federal Bank FSB, as Servicer <F1>


  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.

  <F2> Previously filed.

EX 99.1 (a)

PRICEWATERHOUSECOOPERS (logo)

PricewaterhouseCoopers LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL 33401
Telephone (561) 832 0038
Facsimile (561) 805 8181

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors of
Ocwen Federal Bank FSB

We have examined management's assertion, included in the accompanying
Management Assertion on Compliance with USAP, that Ocwen Federal Bank FSB
(the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2001. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

PricewaterhouseCoopers LLP
West Palm Beach, Florida
March 29, 2002


EX 99.2 (a)

OCWEN   (logo)

MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 29, 2002

As of and for the year ended December 31, 2001, Ocwen Federal Bank FSB
(the "Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $10,000,000.

Ronald M. Faris
President

Scott W. Anderson
Senior Vice President of Residential Assets

James D. Campbell
Director of Investor Reporting


EX 99.3 (a)

OCWEN   (logo)


OFFICER'S CERTIFICATION ON ANNUAL STATEMENT AS TO COMPLIANCE

March 28, 2002


Pursuant to the applicable sections of the Servicing Agreements, I, Ronald
M. Faris as officer of Ocwen Federal Bank FSB (the "Bank') confirm that a review of the activities of the Bank ended December 31, 2001 and of the performance under the Servicing Agreements has been made under my supervision. To the best of my knowledge, based on such review, the Bank has fulfilled all of its obligations under the Servicing Agreements throughout the period.

Ronald M. Faris
President, Ocwen Federal Bank FSB